Form 10-K
period 2002-12-31
SAKS CREDIT CARD MASTER TRUST
filed 2003-03-28
CIK 1043096

United States Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

SAKS CREDIT CARD MASTER TRUST

(Exact name of Registrant as specified in its Charter)

Not Applicable (State or Other Jurisdiction of Incorporation)	333-28811-01 (Commission File Number)	Not Applicable (IRS Employer Identification No.)

140 Industrial Drive, Elmhurst, Illinois 60126

(Address of principal executive offices of Registrant) (Zip Code)

Registrant’s telephone number, including area code (630) 516-8270

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Floating Rate Asset Backed Certificates, Series 2001-2

Class B Floating Rate Asset Backed Certificates, Series 2001-2

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such ports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Exhibit Index is on page 6

INTRODUCTORY NOTE

Saks Credit Corporation (as successor to Proffitt’s Credit Corporation, the “Transferor”) is the transferor under a Master Pooling and Servicing Agreement dated as of August 21, 1997 among the Transferor, Saks Incorporated, as Servicer (the “Servicer”) and Wells Fargo Bank Minnesota, National Association, as trustee (the “Trustee”), as amended and as supplemented by the Series Supplements (the “MPS Agreement”), providing for the issuance of Series 2001-2 Floating Rate Asset Backed Certificates (the “Certificates”), among other securities, by Saks Credit Card Master Trust (the “Registrant”).

The Registrant has prepared this Form 10-K in reliance upon no-action letters issued by the Securities and Exchange Commission (the “Commission”) to other trusts that are substantially similar to the Trust. Items designated “Not Applicable” have been omitted based on this reliance. The Certificates represent undivided interests in a pool of proprietary credit card receivables held by the Registrant. Certificate holders should refer to the MPS Agreement for their rights and obligations and further information.

PART I

Item 1.    Business.

Not Applicable.

Item 2.    Properties.

Not Applicable.

Item 3.    Legal Proceedings.

The Registrant is not aware of any material pending legal proceedings involving the Registrant, the Transferor, the Trustee, or the Servicer with respect to the Certificates or the Registrant’s property.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

To the knowledge of the Registrant, there is no established public trading market for the Certificates. The Certificates have been delivered in book-entry form through the facilities of The Depository Trust Company. The Certificates are registered in the name of Cede & Co., as the nominee of The Depository Trust Company. Holders of Certificates are not entitled to receive definitive certificates representing their interests in the Trust except in limited circumstances.

Item 6.    Selected Financial Data.

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.    Financial Statements and Supplementary Data.

Not Applicable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11.    Executive Compensation.

Not Applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The Servicer is not aware of any Schedules 13D or 13G filed with the Commission in respect of the Certificates. See also Item 5.

Item 13.    Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements.

Not Applicable.

(2)	Financial Statement Schedules.

Not Applicable.

(3)	Exhibits.

See Item 14(c).

(b)	Reports on Form 8-K.

The Registrant filed the following current reports on Form 8-K with respect to the calendar year ended December 31, 2002: Current Reports on Form 8-K dated January 15, 2002, February 15, 2002, March 15, 2002, April 15, 2002, May 15, 2002, June 17, 2002, July 15, 2002, August 15, 2002, September 16, 2002, October 15, 2002, November 15, 2002, and December 16, 2002.

(c)	Exhibits.

See Exhibit Index.

(d)	Financial Statement Schedules.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Registrant’s behalf by the undersigned, thereunto duly authorized.

SAKS CREDIT CARD MASTER TRUST By: Saks Incorporated, as Servicer

By:	/S/ SCOTT A. HONNOLD
Scott A. Honnold Vice President and Treasurer

Dated: March 28, 2003

Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Scott A. Honnold, Vice President and Treasurer of Saks Incorporated, Servicer, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Saks Credit Card Master Trust (for purposes of this Certification, the term “Reports” means this annual report of Form 10-K and all reports on Form 8-K);

2.	Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Master Pooling and Servicing Agreement dated August 21, 1997, as amended and supplemented by the Series Supplements, for inclusion in the Reports is included in the Reports;

4.	I am responsible for reviewing the activities performed by the servicer under the Master Pooling and Servicing Agreement dated August 21, 1997, as amended and supplemented by the Series Supplements, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under that agreement; and

5.	The Reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards specified in the Master Pooling and Servicing Agreement dated August 21, 1997, as amended and supplemented by the Series Supplements.

March 28, 2003

/S/ SCOTT A. HONNOLD
Scott A. Honnold Vice President and Treasurer Saks Incorporated, Servicer

EXHIBIT INDEX

Exhibit No.

99.1—	Annual Servicer’s Certificate

99.2—	Payments on 2001-2 Certificates