Form 10-K
period 2003-12-31
SAKS CREDIT CARD MASTER TRUST
filed 2004-03-26
CIK 1043096

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 000-33013

SAKS CREDIT CARD MASTER TRUST
(Exact name of Registrant as specified in Department
of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	___Not Applicable___ (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or nonvoting class common equity outstanding as of the date of this report.
INTRODUCTORY NOTE

Saks Credit Card Corporation (the "Transferor") is the transferor under a Master Pooling and Servicing Agreement (the "Agreement") dated as of August 21, 1997, as amended, by and among the Transferor, HRSI Funding, Inc. III as Successor Transferor, Saks Incorporated, as Servicer, Household Finance Corporation, as Successor Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (the "Trustee"), and the Series 2001-2 Supplement, dated July 17, 2001, by and among the Transferor, the Servicer and the Trustee with respect to the Series 2001-2 Certificates (the "Certificates").

The Certificates consist of four classes of certificates. As of December 31, 2003, the outstanding principal balance of the Series 2001-2 Certificates was approximately $434,250,000. The Series 2001-2 Certificate receivables held by the Registrant had an aggregate outstanding principal balance of approximately $1,204,577,316. There is no reserve account held for the benefit of the Certificateholders.

The Successor Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Successor Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Transferor, the Successor Transferor or the Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Successor Servicer, there is no established public trading market for the Certificates. At March 25, 2004, there were less than 300 holders of each class of Certificate.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates, Class B Certificates, Class C Certificates, and Class D Certificates (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Successor Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Successor Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2 Class A Certificateholders
The Bank of New York One Wall Street New York, NY 10286	$144,000	43.24%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$87,550	26.29%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$25,000	7.51%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$22,400	6.73%
The Bank of New York/Soc Gen Bank One Wall Street New York, NY 10286	$20,000	6.01%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2 Class B Certificateholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$18,000	50.00%
Bank of New York One Wall Street New York, NY 10286	$15,000	41.67%
Banc of America Securities LLC 300 Harmon Meadow Blvd. Secaucus, NJ 07094	$3,000	8.33%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2, Class C Certificateholders
LaSalle Bank National Association 135 South LaSalle Street Chicago, IL 60603	$16,000	24.52%
Wells Fargo Bank Minnesota, N.A. Issuer Services c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$15,250	23.37%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$15,000	$22.99%
Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$6,710	10.28%
SG Cowen Securities Corp. 560 Lexington Avenue 14201 Dallas Parkway New York, NY 10022	$5,000	7.66%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$4,000	6.13%
Brown Brothers Harriman & Co. 63 Wall Street New York, NY 10005	$3,290	5.04%

Item 14. Principal Accountant Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Successor Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Successor Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 24, 2003, November 26, 2003 and December 23, 2003.	Item 7. Statement to Certificateholders with respect to distributions made on October 15, 2003, November 17, 2003 and December 15, 2003.
(c) Exhibit 99(a)	Annual Statement to Certificateholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Servicer's Certificate dated March 25, 2004.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Saks Credit Card Master Trust by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Successor Servicer of and on behalf of the SAKS CREDIT CARD MASTER TRUST (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Saks Credit Card Master Trust;

    Based on my knowledge, the information in these reports, taken as a whole,

    does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;
    I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and
    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, National Association and The Depository Trust Company.

Date: March 25, 2004

_/s/ Steven H. Smith

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Certificateholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Servicer's Certificate dated March 25, 2004.