Form 10-K
period 2004-12-31
SAKS CREDIT CARD MASTER TRUST
filed 2005-03-30
CIK 1043096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 000-33013

SAKS CREDIT CARD MASTER TRUST
(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564-5000 Servicer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series 2001-2 Certificates Class A Certificates Class B Certificates Class C Certificates	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or nonvoting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Saks Credit Card Corporation (the "Transferor") is the transferor under a Master Pooling and Servicing Agreement (the "Agreement") dated as of August 21, 1997, as amended, by and among the Transferor, HRSI Funding, Inc. III as Successor Transferor, Saks Incorporated, as Servicer, HSBC Finance Corporation, successor by merger to Household Finance Corporation, as Successor Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (the "Trustee"), and the Series 2001-2 Supplement, dated July 17, 2001, by and among the Transferor, the Servicer and the Trustee with respect to the Series 2001-2 Certificates (the "Certificates").

The Certificates consist of four classes of certificates. As of December 31, 2004, the outstanding principal balance of the Series 2001-2 Certificates was approximately $450,000,000. The Series 2001-2 Certificate receivables held by the Registrant had an aggregate outstanding principal balance of approximately $1,371,999,577. There is no reserve account held for the benefit of the Certificateholders.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Successor Servicer, there is no established public trading market for the Certificates. At March 24, 2005, there were less than 300 holders of each class of Certificate.

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

Item 9B. Other Information.
Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates, Class B Certificates, Class C Certificates, and Class D Certificates (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Successor Servicer from the Trustee and from The Depository Trust Company as of March 9, 2005. The Successor Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2 Class A Certificateholders
The Bank of New York One Wall Street New York, NY 10286	$170,400	51.17%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$77,550	23.29%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$25,000	7.51%
The Bank of New York/Soc Gen Bank One Wall Street New York, NY 10286	$20,000	6.01%

	Amount Owned All dollar amounts are in thousands
Name and Address		Percent
Series 2001-2 Class B Certificateholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$18,000	50.00%
Bank of New York One Wall Street New York, NY 10286	$15,000	41.67%
PNC Bank, National Association 8800 Tinicum Blvd. T MS F-6F-266-02-2 Philadelphia, PA 19153	$2,800	7.77%
Series 2001-2, Class C Certificateholders
LaSalle Bank National Association 135 South LaSalle Street Chicago, IL 60603	$16,000	24.52%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$13,710	21.01%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$15,000	22.99%
Citigroup Global Markets Inc. / Salomon 333 W. 34th Street 3rd Floor New York, NY 10001	$4,275	6.55%
State Street Bank & Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$9,000	13.79%
Brown Brothers Harriman & Co. 63 Wall Street New York, NY 10005	$3,290	5.04%

Item 13. Certain Relationships and Related Transactions.

Not Applicable.
Item 14. Principal Accountant Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

Not Applicable.

(a) (2) Not Applicable.

(a) (3) The Successor Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2004. A copy of said document is filed as an exhibit to this Form 10-K.

The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Certificateholders for the year ended December 31, 2004.
Exhibit 99(b)	Annual Servicer's Certificate dated March 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Saks Credit Card Master Trust by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Successor Servicer of and on behalf of the SAKS CREDIT CARD MASTER TRUST (Registrant)

By: /s/ Edgar D. Ancona
Edgar D. Ancona Senior Vice President - Treasurer
Dated: March 24, 2005

Certification

I, Edgar D. Ancona, certify that:

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

Date: March 24, 2005

_/s/ Edgar D. Ancona

Edgar D. Ancona

Senior Vice-President - Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Certificateholders for the year ended December 31, 2004.
Exhibit 99(b)	Annual Servicer's Certificate dated March 1, 2005.