Form 10-K
period 2005-12-31
SAKS CREDIT CARD MASTER TRUST
filed 2006-03-29
CIK 1043096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series 2001-2 Certificates Class A and Class B Certificates	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant has no voting or non-voting common equity held by non-affiliates and meets the conditions set forth in General Instruction (1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 is not required.

DOCUMENTS INCORPORATED BY REFERENCE

None.

___________________________________________________________________________________
INTRODUCTORY NOTE

HSBC Funding (USA) Inc. VI (as assignee of HRSI Funding, Inc. II), is the transferor (the "Transferor") under a Master Pooling and Servicing Agreement, dated as of August 21, 1997 (as amended, the "Agreement") by and among the Transferor, HSBC Finance Corporation (successor by merger to Household Finance Corporation), as the successor servicer (the "Servicer") and Wells Fargo Bank, National Association, as trustee (the "Trustee") of the Saks Credit Card Master Trust, as issuer (the "Issuer", the "Registrant" or the "Trust"). Under the Agreement, the Transferor sells certain receivables arising in connection with revolving credit accounts to the Trustee on behalf of the Trust which are collateral for asset-backed certificates issued by series (the "Certificates") pursuant to the Agreement, as such Agreement is supplemented by the applicable series supplement relating to a particular series of Certificates that have been issued from the Trust.

As of December 31, 2005, the following Certificates were issued by the Issuer and were outstanding:

The Saks Credit Card Master Trust, Series 2001-2 Asset Backed Notes consisting of Class A and Class B Certificates.

As of December 31, 2005, the outstanding principal balance of the Series 2001-2 Certificates was $369,000,000. The Series 2001-2 Certificate receivables held by the Registrant had an aggregate outstanding principal balance of approximately $1,268,923,690. A reserve account held for the benefit of the Certificateholders of the Certificates (the "Certificateholders") had a balance of $6,750,000.

The Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business. Not Applicable.

Item 1A. Risk Factors. Not Applicable.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. Not Applicable.

Item 3. Legal Proceedings.

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Transferor, the Transferor or the Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Servicer, there is no established public trading market for the Certificates. Each class of the Issuer's Certificates that is publicly offered in the United States is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

Item 6. Selected Financial Data. Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. Not Applicable.

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

Item 9B. Other Information. Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant. Not Applicable.

Item 11. Executive Compensation. Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each class of the Issuer's Certificates that is publicly offered in the United States is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, New York 10041. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Item 13. Certain Relationships and Related Transactions. Not Applicable.

Item 14. Principal Accounting Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Financial Statement Schedules

Not Applicable.

(a) (3) The Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2005. A copy of said document is filed as an exhibit to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Certificateholders for the year ended December 31, 2005.
Exhibit 99(b)	Annual Servicer's Certificate dated March 1, 2006.

(c) The financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to the shareholders by Rule 14a-3(b). Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Saks Credit Card Master Trust by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the SAKS CREDIT CARD MASTER TRUST (Registrant)

By: /s/ Dennis J. Mickey Dennis J. Mickey Vice President and Assistant Treasurer
Dated: March 29, 2006

Certification

I, Dennis J. Mickey, certify that:

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
    I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and
    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review of such standards performed in accordance with certain agreed upon procedures as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association and The Depository Trust Company.

Date: March 29, 2006

/s/ Dennis J. Mickey
Dennis J. Mickey
Vice-President and Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Certificateholders for the year ended December 31, 2005.
Exhibit 99(b)	Annual Servicer's Certificate dated March 1, 2006.